Form 10-K
period 2005-12-31
Morgan Stanley ABS Capital I Inc. IXIS MOR CAP TR 2005-HE2
filed 2006-03-31
CIK 1328223

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X]     Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
        Exchange  Act of  1934   for  the  fiscal year ended December 31, 2005

[ ]     Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the transition period from   to


                                        Commission File Number 333-121914-01

                       MORGAN STANLEY ABS CAPITAL I INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3939229
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

1585 Broadway, 2nd Floor,
New York, New York                                               10036
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code : (212) 761-4000

                IXIS Real Estate Mortgage Capital Trust 2005-HE2
               Mortgage Pass-through Certificates, Series 2005-HE2
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [x]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).    Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

     The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the trustee, any servicer or the registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There is currently no established secondary record for the registered market for the certificates known to the Registrant. As of December 31, 2005, the number of holders of record for the registered certificates was 58 based on records provided by The Depository Trust Company.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         Not Applicable.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

         Rule 13a-14(a)/15d-14(a) Certification,  filed as Exhibit 33.1 hereto.

         Annual Independent Accountants' Servicing Report with Management Assertion for year ended December 31, 2005, filed as
           Exhibit 99.1 hereto.

                Countrywide Home Loans Servicing LP

         Annual Servicer's Statement of Compliance for year ended
         December 31, 2005, filed as Exhibit 99.2 hereto.

                Countrywide Home Loans Servicing LP

         2005 Aggregate Distribution Amounts, filed as Exhibit 99.3 hereto.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              MORGAN STANLEY ABS CAPITAL I INC., as Depositor

              By: /s/  Gail McDonnell
                      -----------------------------
            Name:  Gail McDonnell
           Title:  President
            Date:  March 30, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     (a)(1) No annual report is provided to the certificateholders.

     (a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any certificatholder with respect to any annual or other meeting of certificateholders

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit   Description

31.1      Rule 13a-14(a)/15d-14(a) Certification

99.1 Annual Independent Accountants' Servicing Report with Management Assertion for year ended December 31, 2005

          Countrywide Home Loans Servicing LP, as Servicer

99.2      Annual Servicer's Statement of Compliance for year ended
          December 31, 2005

          Countrywide Home Loans Servicing LP, as Servicer

99.3      2005 Aggregate Distribution Amounts

                                  EXHIBIT 31.1
                 Annual Rule 13a-14(a)/15d-14(a) Certification
                                ---------------

     Re: IXIS Real Estate Capital Trust 2005-HE2 Mortgage Pass-Through Certificates, Series 2005-HE2, issued pursuant to the Pooling and Servicing Agreement, dated as of May 1, 2005 (the "Pooling and Servicing Agreement"), among Morgan Stanley ABS Capital I Inc., as depositor (the "Depositor"), IXIS Real Estate Capital Inc., as unaffiliated seller, Deutsche Bank National Trust Company, as custodian (the "Custodian"), JPMorgan Chase Bank, N.A., as trustee (the "Trustee"), and Countrywide Home Loans Servicing LP, as servicer (the "Servicer").


I, Gail McDonnell, certify that:

1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution or servicing reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report of the Depositor relating to the above-referenced trust and series of certificates;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement for inclusion in the Reports is included in these Reports;

4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicer.
                  By:    /s/  Gail McDonnell
                        -----------------------
                 Name:  Gail McDonnell
                Title:  President
                        Morgan Stanley ABS Capital I Inc.

                Date:   March 30, 2006

                                  EXHIBIT 99.1
                Annual Independent Accountants' Servicing Report
                            with Management Assertion
                                   ----------


                        KPMG LLP                      Telephone  213 972 4000
                        Suite 2000                    Fax        213 822 1217
                        355 South Grand Avenue        Internet   www.us.kpmg.com
                        Los Angeles, CA  90071


                        Independent Accountants' Report

The Board of Directors
Countrywide Financial Corporation:

We have examined management's assertion, included in the accompanying Management Assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and
Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single
Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for year ended December 31, 2005 is fairly stated, in all material respects.


By:  /s/ KPMG LLP
---------------------------
March 3, 2006

          KPMG LLP, a U.S. limited liability partnership, is the U.S.
            member firm of KPMG International, a Swiss cooperative.



                                              COUNTRYWIDE
                                              Home Loans

                                              2900 Madera Road
                                              Simi Valley, California 93065-6298
                                              (805)955-1000

                             Management's Assertion

March 3, 2006

As of and for the year ended December 31, 2005, Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a mortgage banker's (fidelity) bond in the amount of $200 million and an errors ad omissions policy in the amount of $100 million and $130 million for the period January 1, 2005 to August 1, 2005 and for the period from August 1, 2005 to December 31, 2005, respectively.



/s/ Steve Balley
------------------------------
Steve Balley
Senior Managing Director and
Chief Executive Officer, Loan Administration

/s/ Kevin Meyers
------------------------------
Kevin Meyers
Managing Director and Chief Financial Officer,
Loan Administration

                                  EXHIBIT 99.2
                   Annual Servicer's Statement of Compliance
                                   ----------


                                        COUNTRYWIDE
                                        Home Loans
                                        400 Countrywide Way
March 10, 2006                          Simi Valley, California 93065-6298



                             OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation and that I am authorized to provide this certification on behalf of Countrywide Home Loans Servicing L.P. I further certify, with respect to the Pooling and Servicing Agreements for Countrywide Home Loan Servicing, LP. ("Servicer"), the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2005 under the Pooling and Servicing Agreements referred to on Exhibit A, attached hereto and made a part hereto and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.


By: /s/ Joseph M. Candelario                    March 10, 2006
----------------------------                    --------------
Joseph M. Candelario                            Date
First Vice President
Compliance Officer
Loan Administration


EXHIBIT A

MSAC 2005-HE1
MSAC 2005-HE2
MSAC 2005-HE3
MSAC 2005-HE4
MSAC 2005-HE5
MSAC 2005-HE6
MSAC 2005-HE7
HSHEL 2005-2
MSAC 2005-WMC1
MSAC 2005-WMC2
MSAC 2005-WMC3
MSAC 2005-WMC4
MSAC 2005-WMC5
MSAC 2005-2MC6
MSAC 2005-NC2
IXIS 2005-HE1
IXIS 2005-HE2
IXIS 2005-HE3

                                  EXHIBIT 99.3
                      2005 Aggregate Distribution Amounts
                                 ---------------

-------------------------------------------------------------------------------------------------------------------
                                                                                                       Balance
  CUSIP       2005 Principal Paid             2005 Interest Paid           Original Balance        (as of 12/31/05)
-------------------------------------------------------------------------------------------------------------------
 45071KBD5         144,023,522.87                4,458,404.48             255,000,000.00            110,976,477.13
 45071KBE3                   0.00                3,976,705.54             175,000,000.00            175,000,000.00
 45071KBF0                   0.00                1,619,946.12              70,000,000.00             70,000,000.00
 45071KBG8                   0.00                2,621,075.00             109,858,000.00            109,858,000.00
 45071KBH6          22,439,838.68                2,021,511.05              95,020,000.00             72,580,161.32
 45071KBJ2                   0.00                  705,978.80              28,938,000.00             28,938,000.00
 45071KBK9                   0.00                  391,760.85              15,980,000.00             15,980,000.00
 45071KBL7                   0.00                  319,996.06              12,958,000.00             12,958,000.00
 45071KBM5                   0.00                  584,429.58              22,891,000.00             22,891,000.00
 45071KBN3                   0.00                  333,126.32              12,957,000.00             12,957,000.00
 45071KBP8                   0.00                  291,407.62              11,230,000.00             11,230,000.00
 45071KBQ6                   0.00                  388,212.24              13,389,000.00             13,389,000.00
 45071KBR4                   0.00                  255,616.47               8,638,000.00              8,638,000.00
 45071KBS2                   0.00                  306,752.93               9,503,000.00              9,503,000.00
 45071KBT0                   0.00                  369,110.16               8,638,000.00              8,638,000.00
 Class P                     0.00                3,394,996.71                     100.00                    100.00
 Class R                     0.00                        0.00                       0.00                      0.00
 Class X                     0.00               12,120,678.13              13,821,138.00             13,821,138.20

 Totals:           166,463,361.55               34,159,708.06             863,821,238.00            697,357,876.65
-------------------------------------------------------------------------------------------------------------------
